Form 10-K/A
period 2000-12-31
GMAC COMMERCIAL MORT SEC INC MORT PAS THR CER SER 2000-C2
filed 2002-07-29
CIK 1137123

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-37717-01

             GMAC Commercial Mortgage Securities, Inc.
             Mortgage Pass-Through Certificates
             Series 2000-C2
        (Exact name of registrant as specified in its charter)



New York                           52-2242952
                                   52-2242953
                                   52-2242954
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of GMAC Commercial Mortgage Securities, Inc. Series 2000-C2 established pursuant to the Pooling and Servicing Agreement among GMAC Commercial Mortgage Securities Inc., as Depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, GMAC Commercial Mortgage Corporation, as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee and Securities Intermediary, pursuant to which the GMAC Commercial Mortgage Securities, Inc. Series 2000-C2 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   GMAC Commercial Mortgage Corporation  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   GMAC Commercial Mortgage Corporation  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 20, 2000, November 30, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize

GMAC Commercial Mortgage Securities, Inc.
Mortgage Pass-Through Certificates
Series 2000-C2

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)    GMAC Commercial Mortgage Corporation  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)    GMAC Commercial Mortgage Corporation  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)    GMAC Commercial Mortgage Corporation  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)


     PRICEWATERHOUSECOOPERS   (Logo)

     PricewaterhouseCoopers LLP
     1177 Avenue of the Americas
     New York NY 10036
     Telephone (646) 471 4000
     Facsimile (646) 471 4100

     Report of Independent Accountants

     To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

     We have examined management's assertion, dated March 19, 2001, about GMAC Commercial Mortgage Corp.'s (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

     In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     March 19, 2001



   EX-99.2 (a)



    GMAC
    Commercial Mortgage   (logo)

    Report of Management

    As of and for the year ended December 31, 2000, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company) have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.

    March 19, 2001
    Michael I. Lipson
    Executive Vice President



    200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015



   EX-99.3 (a)


                         Annual Statement as to Compliance
                        For the Year Ended December 31, 2000

                     GMAC Commercial Mortgage Securities Inc.
                                   Series 2000-C2

    Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

     i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Trust and Servicing Agreement, has been made under my supervision.

    ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

   iii. GMAC Commercial Mortgage Corporation, as Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "Grantor Trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

    GMAC COMMERCIAL MORTGAGE CORPORATION

    By: Mark McCool
    Title: Vice President
    Date: March 29, 2001